Form 10QSB
period 2002-09-30
GREEN VALLEY GAMING ENTERPRISES INC
filed 2002-11-19
CIK 1178554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10QSB


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period Ended September 30, 2002

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-49941


                      GREEN VALLEY GAMING ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


                NEVADA                                  88-0377727
----------------------------------------    ------------------------------------
(State of jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)


   6380 MCLEOD DRIVE, SUITE 9, LAS VEGAS, NEVADA             89120
   ---------------------------------------------           ----------
    (Address of principal executive offices)               (Zip Code)


Registrants telephone number, including area code  (702) 450-3167
                                                   --------------


                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                Yes |X|   No |_|

As of September 30, 2002, the Registrant had 27,000,000 shares of its $0.001 par value common stock issued and outstanding.

As of September 30, 2002, the Registrant had 2,000,000 shares of its $0.001 par value common stock held by non-affiliates of the registrant. No market value has been computed based upon the fact that no market has been established at this time.

Total Number of Pages:       26

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION .............................................   3

The following financial statements were prepared by the Company and were reviewed by Daniel C. McArthur, Ltd., Quail Park III, South Rancho Drive, Suite E-30, Las Vegas, Nevada 89106. The statements include an Independent Auditor's Report, balance sheet as of September 30, 2002 and the related condensed statements of operations and cash flows for the three months and nine months then ended. These financial statements are the responsibility of the Corporation's management.

        ITEM 1   BALANCE SHEET  --  SEPTEMBER 30, 2002 .....................   4

        ITEM 2   STATEMENT OF OPERATIONS FOR THE THREE
                 MONTHS ENDED SEPTEMBER 30, 2002 ...........................   5

        ITEM 3   STATEMENT OF SHAREHOLDERS EQUITY
                 THROUGH SEPTEMBER 30, 2002 ................................   6

        ITEM 4   STATEMENT OF CASH FLOWS FOR THE THREE
                 MONTHS ENDED SEPTEMBER 30, 2002 ...........................   7

        ITEM 5   NOTES TO FINANCIAL STATEMENTS .............................   8

        ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS .............................................  20

PART II - OTHER INFORMATION ................................................  24

SIGNATURES .................................................................  24

DANIEL C. McARTHUR, LTD.
Certified Public Accountants

Quail Park III
501 So. Rancho Dr., Ste. E-30
Las Vegas, NV 89106
(702) 385-1899
FAX (702) 385-9619


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Green Valley Gaming Enterprises, Inc. and Subsidiaries
Las Vegas, Nevada

I have reviewed the accompanying consolidated balance sheets, statements of operations, changes in stockholders' equity and cash flows of Green Valley Gaming Enterprises, Inc. and consolidated subsidiaries; and the supplemental statements of operations of Green Valley Enterprises, Inc., Green Valley Gaming Supply, Inc. and Green Valley School of Gaming, Inc. as of September 30, 2002 and 2001 and for the three and nine months ended September 30, 2002 and for the nine months ended September 30, 2001. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Daniel C. McArthur

Las Vegas, Nevada
November 18, 2002


            Member American Institute of Certified Public Accountants

GREEN VALLEY GAMING ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001 (UNAUDITED)
================================================================================

                                                          (Unaudited)          (Unaudited)
                                                      September 30, 2002   September  30, 2001
                                                      ------------------   -------------------

                                      ASSETS

Current Assets:
Cash in Bank                                               $  30,524            $ 42,186
Notes Receivable - Gaming School (Net)
   Allowance for Bad Debts of $18,541.00 and -0-              93,328              86,587
Inventory - Gaming Supply                                      6,582              16,427
Loan Receivable - Officers                                    67,020              67,793
Refundable Deposits                                            7,569               3,600
                                                           ---------            --------
Total Current Assets                                         205,023             216,593

Fixed Assets:
Furniture & Fixtures - Gaming School                       $  13,872            $      0
Machinery & Equipment - Gaming Supply                         40,075              40,075
                                                           ---------            --------
Total                                                         53,947              40,075
Less:  Depreciation Reserve                                   27,131              19,713
                                                           ---------            --------
Net Fixed Assets                                              26,816              20,362
                                                           ---------            --------
Total Assets                                               $ 231,839            $236,955
                                                           =========            ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable                                           $  35,868            $ 17,326
Payroll Liabilities Payable                                    5,397               8,018
Accrued Sales Tax Payable                                         80               2,053
Loan Payable - Bank                                           56,800              19,898
                                                           ---------            --------
Total Current Liabilities                                  $  98,145            $ 47,295

Stockholders' Equity:
Common Stock, $0.001 par value, Authorized
  50,000,000 shares; Issued and outstanding;
  at September 30, 2002 and September 30, 2001,
  27,000,000 and 25,000,000 respectively                   $  27,000            $ 25,000
Additional paid-in capital                                   235,434             163,434
Accumulated Deficit                                         (128,740)              1,226
                                                           ---------            --------
Total Stockholders' Equity                                 $ 133,694            $189,660
                                                           ---------            --------
Total Liabilities and Stockholders' Equity                 $ 231,839            $236,955
                                                           =========            ========

                 See accompanying notes to financial statements

GREEN VALLEY GAMING ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND
   SEPTEMBER 30, 2001 (UNAUDITED)
================================================================================

                                     (Unaudited)          (Unaudited)          (Unaudited)
                                    Three Months          Nine Months          Nine Months
                                 September 30, 2002   September 30, 2002   September 30, 2001
                                 ------------------   ------------------   ------------------
Revenue:
    Tuition Income                    $ 130,285            $ 307,119            $ 329,289
    Gaming Supply Sales                   2,526                5,806               35,113
    Miscellaneous Income                    168                  490               36,922
                                      ---------            ---------            ---------
Total Revenue                           132,979              313,415              401,324

Cost of Goods Sold                        2,184                5,091               30,494
                                      ---------            ---------            ---------

Gross Revenue                           130,795              308,324              370,830

Operating Expenses:
   Accounting                                 0               14,778                3,252
   Advertising                            8,547               25,840               21,099
   Automobile                                 0                    0                1,825
   Bank Charges                              50                  160                  350
   Commission                               950                  950                1,257
   Contract Labor                         3,325                6,585                7,170
   Depreciation                           1,946                5,838                4,767
   Dues & Subscriptions                   1,196                1,196                1,473
   Gross Wages                           46,625              144,883              113,269
   Insurance                             12,191               36,704                8,573
   Interest                                   0                    0                2,000
   Legal & Professional                  10,587               11,936                  550
   License & Permits                        258                  736                  327
   Miscellaneous                              0                    0                  358
   Officers Salaries                      6,000               18,000               18,000
   Postage & Delivery                       416                  818                1,507
   Printing & Reproduction                  652                3,344                2,640
   Rent                                  17,794               47,849               45,642
   Repairs                                   63                  223                  680
   Seminars & Workshops                     475                  475                    0
   Shipping & Receiving                       0                    0                4,256
   Supplies - Office                      2,092                6,032                4,439
   Taxes                                  5,506               19,138               12,355
   Telephone                              1,572                4,110                3,909
   Utilities                              2,151                4,015                3,166
                                      ---------            ---------            ---------
Total Operating Expenses                122,396              353,610              262,864
                                      ---------            ---------            ---------
Net Income (Loss) From Operations         8,399              (45,286)             107,966
                                      =========            =========            =========
Other Income & (Expense):
    Interest Income                          49                  170                  978
    Interest Expense                       (292)                (752)                (277)
                                      ---------            ---------            ---------
Net Income (Loss)                         8,156              (45,868)             108,667
                                      =========            =========            =========

                 See accompanying notes to financial statements

GREEN VALLEY GAMING ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

SEPTEMBER 30, 2002 (UNAUDITED)
================================================================================

Transaction                  Number of      Common     Additional     Accumulated      Total
And Date                   Common Shares     Stock   Paid-In Capital    Deficit        Equity
-----------------------------------------------------------------------------------------------
Balance,
December 31, 1999                   100           0     $ 146,334      $(107,668)     $  38,666

Contributed capital                   0           0           100              0            100

Contributed Officer Time              0           0        24,000              0         24,000

Net income                            0           0             0            227            227
                             ------------------------------------------------------------------
Balance,
December 31, 2000                   100           0     $ 170,434      $(107,441)     $  62,993

January 8, 2001
  Forward stock split
  12,500 for 1                1,249,900     $ 1,250     $  (1,250)             0              0

November 26, 2001
   Forward stock split
   20 for 1                  23,750,000      23,750       (23,750)             0              0

Contributed Officer Time              0           0        24,000              0         24,000
Net income                            0           0             0         24,569         24,569
                             ------------------------------------------------------------------
Balance,
December 31, 2001            25,000,000     $25,000     $ 169,434      $ (82,872)     $ 111,562

Shares issued for Cash          640,000     $   640     $  15,360              0         16,000

Contributed Officer Time              0           0        12,000              0         12,000

Net Income (Loss)                     0           0             0        (54,024)       (54,024)
                             ------------------------------------------------------------------

Balance June 30, 2002        25,640,000     $25,640     $ 196,794      $(136,896)     $  85,538

Shares issued for Cash        1,360,000     $ 1,360     $  32,640              0         34,000
Contributed Officer Time              0           0         6,000              0          6,000

Net Income (Loss)                     0           0             0          8,156          8,156
                             ------------------------------------------------------------------
Balance
September 30, 2002           27,000,000     $27,000     $ 235,434      $(128,740)     $ 133,694
                             ==========     =======     =========      =========      =========

                 See accompanying notes to financial statements

GREEN VALLEY GAMING ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND
   SEPTEMBER 30, 2001 (UNAUDITED)
================================================================================

                                                       (Unaudited)         (Unaudited)         (Unaudited)
                                                      Three Months         Nine Months         Nine Months
                                                   September 30, 2002  September 30, 2002  September 30, 2001
                                                   ------------------  ------------------  ------------------

Cash flows from operating activities:
   Net income                                            $  8,156            $(45,868)           $ 108,667
                                                         --------            --------            ---------
   Adjustments to reconcile net income
      (loss) to net cash used in operating
      activities:

        Depreciation and amortization                       1,946               5,838                4,767

        Changes in assets and liabilities:
          Decrease (increase) in receivables              (12,239)            (37,678)             (56,263)
          Decrease (increase) in prepaid
            expenses and deposits                               0              (1,589)              (2,620)
          Decrease (increase) in inventory                    442               1,742                7,836
          Increase (decrease) in accounts payable          18,653              13,543               11,335
          Increase (decrease) in accrued liabilities         (101)                826                7,526
                                                         --------            --------            ---------
            Total adjustments                               8,701             (17,318)             (27,419)
                                                         --------            --------            ---------

          Net cash used in operating activities          $ 16,857            $(63,186)              81,248
                                                         --------            --------            ---------

Cash flows from investing activities:
   Purchase of property and equipment                           0             (13,872)              (7,397)
                                                         --------            --------            ---------
      Net cash used in investing activities                     0             (13,872)              (7,397)
                                                         --------            --------            ---------

Cash flows from financing activities:
   Contributed capital                                     34,000              50,000                    0
   Contributed Officers Time                                6,000              18,000               18,000
   Decrease (increase) in due from Officers               (31,288)            (14,875)             (67,793)
   Increase (decrease) in due to Officers                       0                   0               (3,464)
   Increase (decrease) in loans payable                       400              33,700               19,898
                                                         --------            --------            ---------

Net cash provided by financing activities                   9,112              86,825              (33,359)
                                                         --------            --------            ---------

Net increase (decrease) in cash                            25,969               9,767               40,492
Cash at beginning of period                                 4,555              20,757                1,694
                                                         --------            --------            ---------
Cash at end of period                                      30,524              30,524               42,186
                                                         ========            ========            =========

                 See accompanying notes to financial statements

GREEN VALLEY GAMING ENTERPRISES, INC.

SUMMARY OF STATEMENT OF OPERATIONS OF SEGMENTS

FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND
   SEPTEMBER 30, 2001 (UNAUDITED)
================================================================================

                                              (Unaudited)         (Unaudited)         (Unaudited)
                                             Three Months         Nine Months         Nine Months
                                          September 30, 2002  September 30, 2002  September 30, 2001
                                          ------------------  ------------------  ------------------

GREEN VALLEY GAMING ENTERPRISES, INC

Net Operating Income (Loss)                    $(16,552)            $(28,641)             $17,253


GREEN VALLEY SCHOOL OF GAMING, INC

Net Operating Income (Loss)                     $26,176             $(12,887)            $119,905


GREEN VALLEY GAMING SUPPLY, INC

Net Operating Income (Loss)                     $(1,468)             $(4,340)            $(28,491)
                                                -------             --------             --------

Consolidated Net Income (Loss)                   $8,156             $(45,868)            $108,667
                                                =======             ========             ========

Average # Shares Outstanding *               27,000,000           27,000,000           25,000,000

Net Income (Loss) Per Share                     $0.0003             $(0.0002)             $0.0043

* As adjusted to reflect forward stock splits.

                 See accompanying notes to financial statements

GREEN VALLEY GAMING ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 (UNAUDITED)
================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

1. Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Advertising Costs

The Company expenses the costs of all advertising campaigns and promotions as they are incurred. Advertising expense for the nine months ended September 30, 2002 and September 30, 2001 was $25,840 and $21,099 respectively.

3. Reclassifications

The financial statements for the year nine months September 30, 2001 reflect certain reclassifications to conform to classifications in the current year, which have no effect on net income.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30:

                                           2002        2001      Estimated Life
                                         --------    --------    --------------
       Furniture & Fixtures              $ 13,872    $      0      5-7 years
       Equipment                           40,075      40,075      5-7 years
                                         --------    --------
          Total                            53,947      40,075
       Less accumulated depreciation      (27,131)    (19,713)
                                         --------    --------

       Net property and equipment        $ 26,816    $ 20,362

Depreciation expense totaled $5,838 and $4,767 for the nine months ended September 30, 2002 and September 30, 2001, respectively.

NOTE 3 - NOTES RECEVABLE

Notes receivable arise from students financing tuition for classes at the School of Gaming. Notes have terms primarily of eight months or less, payments due monthly.

GREEN VALLEY GAMING ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 (UNAUDITED)
================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Green Valley Gaming Enterprises, Inc., (a Nevada corporation) is engaged in selling and distributing gaming supply equipment and vending supplies throughout North America. In addition, the Company operates a school of gaming that is licensed to train and certify slot technicians. A summary of the Company's significant accounting policies consistently applied in the preparation of the financial statements follows:

4. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

5. Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

6. Inventories

Inventories consist of vending machine items such as soda, chips, candy bars, etc. that are stated at lower of cost (first in, first out) or market.

7. Property and Equipment

Property and equipment are carried at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (5-7 years) using the straight-line method. For federal income tax purposes, depreciation is computed using modified accelerated cost recovery system. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

8. Income Taxes

The Company provides for income taxes based upon income reported for financial reporting purposes. Certain charges to earnings differ as to timing from those deducted for tax purposes. The tax effects of these differences are recorded as deferred income taxes.

9. Revenue Recognition

Revenue from student tuition is recognized as earned, with the unearned portion being classified as a liability and recorded as deferred revenue. Revenue from gaming and vending supply sales are recognized when products are sold and services are rendered.

GREEN VALLEY GAMING ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER  30, 2002 (UNAUDITED)
================================================================================

NOTE 4 - BANK LINE OF CREDIT

The Company has a $60,000 revolving line of credit, of which $3,200 was unused at September 30, 2002. Bank advances on the credit line are payable on August 2, 2003 and carry an interest rate of 6.75%. The credit line is secured by inventory and equipment of Green Valley Gaming Supply, Inc. only.

NOTE 5 - INCOME TAXES

No provision for income taxes has been computed for the nine months ended September 31, 2002. The provision for income tax for the years ended December 31, 2001 and December 31, 2000 consist of the following:

                                          December 31, 2001    December 31, 2000
                                          -----------------    -----------------
       Currently Payable                        $ 0                  $ 0
       Deferred                                   0                    0
                                                ---                  ---
           Total                                $ 0                  $ 0
                                                ===                  ===

The reconciliation of the amount payable by applying statutory rates to income before taxes with the amount currently payable is as follows:

                                                December 31, 2001    December 31, 2000
                                                -----------------    -----------------
       Payable at statutory rate (34%)               $ 8,353             $    94
       Additional tax due to differences
         between book and taxable income                 871               5,851
       Reduction in tax due to utilization of
         net operating tax carry-forward              (9,224)             (5,945)
                                                     -------             -------
           Total                                     $     0             $     0
                                                     =======             =======

Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. The Company has net operating loss carry-forwards of approximately $36,000 which will expire in December 2018. These net operating loss carry-forwards create deferred tax assets in the amounts of $12,240. These amounts are not expected to be realized in the immediate future, and accordingly, a valuation allowance has been established for the full amount.

GREEN VALLEY GAMING ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 (UNAUDITED)
================================================================================

NOTE 6 - SEGMENT INFORMATION

The Company has three reportable segments: Green Valley Gaming Enterprises, Inc., Green Valley Gaming Supply, Inc. and Green Valley School of Gaming, Inc. Green Valley Gaming Enterprises, Inc. is the holding company for Green Valley Gaming Supply, Inc. and Green valley School of Gaming, Inc. Green Valley Gaming Supply, Inc. sells and distributes gaming supply equipment. Green Valley School of Gaming, Inc. provides courses to train technicians on the repair and maintenance of gaming machines such as slot machines. The accounting policies are the same as those described in the summary of significant accounting policies. The segments are strategic business units that offer different products and services. All revenues are from sales in North America, and all assets are located there. They are managed separately because each business requires different marketing strategies.

NOTE 7 - EARNINGS PER SHARE

A forward stock split of 12,500 shares for 1 share occurred on January 8, 2001 and a forward stock split of 20 shares for 1 share occurred on November 26, 2001. The stock splits changed the number of issued and outstanding shares from 100 shares to 25,000,000 shares. Earnings per share has been restated to reflect 25,000,000 shares issued and outstanding for previous periods. For the years ended December 31, 2001 and December 31, 2000, the weighted-average number of shares was equal to 25,000,000. For the nine months ended September 30, 2002, there were 27,000,000 shares issued and outstanding.

The Company has a simple capital structure, with only common stock outstanding. The Company has no securities or other contracts to issue common stock that may be exercised or converted into common stock. Therefore, no differences exist in the amount of basic earnings per share and diluted earnings per share. Earnings per share was determined as follows:

                                                Income          Shares       Per Share
                                                ------          ------       ---------
For the nine months ended September 30, 2001
   Income available to Common Stockholders      $108,667     25,000,000        $0.0043

                                                Income          Shares       Per Share
                                                ------          ------       ---------
For the nine months ended September 30, 2002
   Income available to Common Stockholders      $(45,868)    27,000,000       $(0.0002)

GREEN VALLEY GAMING ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 (UNAUDITED)
================================================================================

NOTE 8 - OFFICER COMPENSATION

The Officers and Directors have agreed that they will not receive and cash salary or compensation for their services until such time as the Company is profitable. In order to reflect all costs of business, the fair value of services rendered by Officers and Directors has been included in Officers Salaries expense and a related increase in additional paid in capital has been made. The estimated fair value of services rendered in based upon estimated hours worked by the Officers and Directors for the period reported. The Company has included a total of $1,200 per month for the Chairman of the Board, Chief Executive Officer and President. The Company has included a total of $800.00 per month for the Secretary and Chief Financial Officer. The hourly rate has been estimated at $50.00 per hour for the Chairman of the Board and $37.50 per hour for the Secretary.

NOTE 9 - LOAN RECEIVABLE - OFFICER

The Company advances money to James F. Lisowski, Secretary of Green Valley Gaming Enterprises, Inc. The advances range in amount from $100 to $18,000. The balance due from the officer at September 30, 2002 and September 30, 2001 was $67,020 and $67,793 respectively. James F. Lisowski advances money to the Company from time to time. No interest is accrued on the balances and there are no set payments.

GREEN VALLEY GAMING ENTERPRISES, INC.

STATEMENT OF OPERATIONS

FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND
   SEPTEMBER 30, 2001 (UNAUDITED)
================================================================================

                                          (Unaudited)         (Unaudited)         (Unaudited)
                                         Three Months         Nine Months         Nine Months
                                      September 30, 2002  September 30, 2002  September 30, 2001
                                      ------------------  ------------------  ------------------

Revenue:                                      None                None             $35,078

Operating Expenses:
    Bank Charges                                10                  20                None
    Consulting Fees                           None                None                None
    Legal                                    2,633               2,633                None
    Officers Salaries                        6,000              18,000              18,000
    Professional Fees                        7,954               8,054                None
                                           -------             -------             -------
Total Operating Expenses                    16,597              28,707              18,000
                                           -------             -------             -------
Net Income (Loss) From Operations          (16,597)            (28,707)             17,078
                                           =======             =======             =======

Other Income & (Expenses):
    Interest Income                             45                  66                 175
                                           -------             -------             -------

Net Income (Loss)                          (16,552)            (28,641)             17,253
                                           =======             =======             =======

                 See accompanying notes to financial statements

GREEN VALLEY SCHOOL OF GAMING, INC.

STATEMENT OF OPERATIONS

FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND
   SEPTEMBER 30, 2001 (UNAUDITED)
================================================================================

                                         (Unaudited)         (Unaudited)         (Unaudited)
                                        Three Months         Nine Months         Nine Months
                                     September 30, 2002  September 30, 2002  September 30, 2001
                                     ------------------  ------------------  ------------------

Revenue:
    Tuition - Las Vegas School             $122,200           $296,144           $340,462
    Tuition - Reno School                    11,735             19,725                  0
    Miscellaneous Income                        168                490              1,844
                                           --------          ---------           --------
        Total                               134,103            316,359            342,306
    Less: Cash Discounts                      3,650              8,750             11,173
                                           --------          ---------           --------
Total Revenue                               130,453            307,609            331,133

Operating Expenses:
   Accounting                                     0             14,778              2,500
   Advertising                                8,547             25,840             21,099
   Bank Charges                                   0                100                171
   Commission                                   950                950              1,257
   Contract Labor                             3,325              6,585              7,075
   Depreciation                                 628              1,884                  0
   Dues & Subscriptions                       1,196              1,196              1,473
   Gross Wages                               46,625            144,883             96,008
   Insurance                                 12,191             36,704              8,215
   Legal                                          0              1,249                550
   License & Permits                            233                711                110
   Postage & Delivery                           416                648              1,323
   Printing & Reproduction                      652              3,344              2,640
   Rent                                      17,794             47,849             45,642
   Repairs                                       63                223                381
   Seminars & Workshops                         475                475                  0
   Supplies - Office                          2,092              6,008              3,459
   Taxes                                      5,371             18,948             12,253
   Telephone                                  1,572              4,110              3,909
   Utilities                                  2,151              4,015              3,166
                                           --------          ---------           --------
Total Operating Expenses                    104,281            320,500            211,231
                                           --------          ---------           --------
Net Income (Loss) From Operations            26,172            (12,891)           119,902
                                           ========          =========           ========
Other Income:
    Interest Income                               4                  4                  3
                                           --------          ---------           --------

Net Income (Loss)                            26,176            (12,887)           119,905
                                           ========          =========           ========

                 See accompanying notes to financial statements

GREEN VALLEY GAMING SUPPLY, INC.

STATEMENT OF OPERATIONS

FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND
   SEPTEMBER 30, 2001 (UNAUDITED)
================================================================================

                                         (Unaudited)         (Unaudited)         (Unaudited)
                                        Three Months         Nine Months         Nine Months
                                     September 30, 2002  September 30, 2002  September 30, 2001
                                     ------------------  ------------------  ------------------

Revenue:
    Gaming Supply Sales                    $ 1,376            $ 2,866            $ 11,085
    Vending Income                           1,150              2,940               8,624
    Maxim Vending Drop                           0                  0              15,404
                                           -------            -------            --------

Total Revenue                                2,526              5,806              35,113
Cost of Goods Sold:
    Merchandise - Gaming Supply                938              2,409              18,749
    Merchandise - Vending                    1,246              2,682               6,834
    Maxim Participation Split                    0                  0               4,911
                                           -------            -------            --------

Total Cost of Revenue                        2,184              5,091              30,494
                                           -------            -------            --------

Gross Profit (Loss)                            342                715               4,619
Operating Expenses:
    Accounting                                   0                  0                 752
    Automobile                                   0                  0               1,825
    Bank Charges                                40                 40                 179
    Contract Labor                               0                  0                  95
    Depreciation                             1,318              3,954               4,767
    Gross Wages                                  0                  0              17,261
    Insurance                                    0                  0                 358
    Interest                                     0                  0               2,000
    License & Permits                           25                 25                 217
    Miscellaneous                                0                170                 358
    Postage & Delivery                           0                  0                 184
    Repairs                                      0                  0                 299
    Shipping & Receiving                         0                  0               4,256
    Supplies - Office                            0                 24                 980
    Taxes & Licenses                           135                190                 102
                                           -------            -------            --------
Total Operating Expenses                     1,518              4,403              33,633
                                           -------            -------            --------
Net Income (Loss) From Operations           (1,176)            (3,688)            (29,014)

Other Income & (Expenses):
    Interest Income                              0                100                 800
    Interest Expense                          (292)              (752)               (277)
                                           -------            -------            --------
Total Other Income & Expenses                 (292)              (652)                523

Net Income (Loss)                           (1,468)            (4,340)            (28,491)
                                           =======            =======            ========


                 See accompanying notes to financial statements

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this document. The following should be read in conjunction with our unaudited Consolidated Balance Sheet and operating statements for the operating segments of the Company. Generally, the words; "anticipates," "believes," "expects," "intends" and similar expressions identify such forward-looking statements. Forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY.

There is no trading market for the Company's Common Stock at the present time and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

If and when the Company's securities are traded, the securities may likely be deemed a "penny stock". The Securities and Exchange Commission had adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
(i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The Company plans to have its securities traded in the over-the-counter ("OTC") market.

The OTC market differs from national and regional stock exchanges in that it (1) is not cited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges. The Company will apply for listing on the NASDAQ OTC Bulletin Board. No assurance can be given by the Company that any of the above events will occur.

As of September 30, 2002, the Company had working capital of $106,878 compared to $169,298 on September 30, 2001. This represented a decrease in working capital of $62,420 during the period. As of June 30, 2002, the Company had working capital of $56,776. This represented an increase in working capital of $50,102 from June 30, 2002.

The Company has a $60,000 revolving line of credit, of which $3,200 was unused at September 30, 2002 and $3,600 was unused on June 30, 2002. Bank advances on the credit line are payable on August 2, 2003 and carry an interest rate of 6.75%. The credit line is secured by inventory and equipment of Green Valley Gaming Supply, Inc. only.

The Company completed their offering of 100 Units of the Company at an offering price of $500.00 per Unit. Each Unit will consist of 20,000 common shares. The proceeds of the Offering will be $50,000 if the entire offering is placed. The bank line of credit and the proceeds of the offering will provide the Company with adequate working capital for the next 12 months. During the period ended June 30, 2002, the Company had raised a total of $16,000 from the Offering pursuant to Regulation D, Rule 504 of the Securities and Exchange Act of 1933, as amended. During July 2002, the Company completed the Offering and raised an additional $34,000 in working capital. The Company could face the need for additional working capital in the future. Should the Company be required to seek sources of financing, no assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management. The Company does not have any capital expenditures that are planned for the next twelve months.

RESULTS OF OPERATIONS.

The Company had a consolidated net income (loss) of $(45,868) for the nine months ended September 30, 2002, compared to net income of $108,667 for the nine months ended September 30, 2001 This resulted in a decrease in net income of $154,535 for the nine months ended September 30, 2002. The Company had a consolidated net income of $8,156 for the quarter ended September 30, 2002.

The Company had consolidated revenues of $313,415 for the nine months ended September 30, 2002, compared to consolidated revenues of $401,324 for the nine months ended September 30, 2001. This represented a decrease in revenues of $87,909 for the nine months ended September 30, 2002. The Company reported consolidated revenues of $ 132,979 for the quarter ended September 30, 2002.

The decrease in revenues and income can be attributed to the decrease in capital spending by most of the casinos in the Las Vegas, Nevada area. This was a direct result of the slowdown caused by the terrorist acts that were conducted on September 11, 2001.

Consolidated operating expenses were reported at $353,610 for the nine months ended September 30, 2002 compared to $262,864 for the nine months ended September 30, 2001. Payroll expense increased by $31,614 for the nine months ended September 30, 2002. Insurance increased by $28,131 for the nine months ended September 30, 2002. Rent increased by $2,207 for the nine months ended September 30, 2002. Advertising increased by $4,741 for the nine months ended September 30, 2002. Accounting increased $12,278 for the nine months ended September 30, 2002. The majority of the remaining increase can be attributed to the start-up expenditures for opening the gaming school in Reno, Nevada.

Green Valley School of Gaming, Inc. had net income of $26,176 for the quarter ended September 30, 2002. Green Valley School of Gaming, Inc. had a net (loss) of $(12,887) for the nine months ended September 30, 2002, compared to net income of $119,905 for the nine months ended September 30, 2001. This resulted in a decrease in net income of $132,792 for the nine months ended September 30, 2002.

Green Valley School of Gaming, Inc. reported revenues of $130,453 for the quarter ended September 30, 2002. Green Valley School of Gaming, Inc. reported revenues of $307,609 for the nine months ended September 30, 2002, compared to revenues of $331,133 for the nine months ended September 30, 200123. This represented a decrease in revenues of $23,524 for the nine months ended September 30, 2002.

The decrease in revenues and income can be attributed to the decrease in capital spending by most of the casinos in the Las Vegas, Nevada area. This was a direct result of the slowdown caused by the terrorist acts that were conducted on September 11, 2001.

Green Valley Gaming Supply, Inc. reported a net (loss) of $(1,468) for the quarter ended September 30, 2002. Green Valley Gaming Supply, Inc. reported a net (loss) of $(4,340) for the nine months ended September 30, 2002, compared to net income (loss) of $(28,491) for the nine months ended September 30, 2001. This resulted in a decrease in the net loss of $24,151 for the nine months ended September 30, 2002.

Green Valley Gaming Supply, Inc. reported revenues of $2,526 for the quarter ended September 30, 2002. Green Valley Gaming Supply, Inc. reported revenues $5,806 for the nine months ended September 30, 2002, compared to revenues of $35,113 for the nine months ended September 30, 2001. This represented a decrease in revenues of $29,307 for the nine months ended September 30, 2002.

The decrease in revenues and income can be attributed to the closing of the Maxim casino in Las Vegas, Nevada. The Maxim Vending Drop produced revenues of $15,404 during the nine months ended June 30, 2001.

Green Valley Gaming Supply, Inc. reported operating expenses of $1,518 for the quarter ended September 30, 2002. Green Valley Gaming Supply, Inc. reported operating expenses of $4,403 for the nine months ended September 30, 2002 compared to $33,633 for the nine months ended September 30, 2001. The decrease was due to a reduction of payroll expense in the amount of $17,261. The cost of goods sold for the quarter ended September 30, 2002 was $2,184. The Cost of goods sold for the nine months ended September 30, 2002 was $5,091 compared to $30,494 for the period ended September 30, 2001.

PLAN OF OPERATIONS.

GENERAL

Green Valley Gaming Enterprises, Inc. was incorporated under the laws of the State of Nevada on November 19, 1997, as amended. The Company is a holding company consisting of two (2) wholly owned subsidiaries: (i) Green Valley Gaming Supply, Inc., a Nevada corporation and (ii) Green Valley School of Gaming, Inc., a Nevada corporation. Green Valley Gaming Supply, Inc. and Green Valley School of Gaming, Inc. supplies their respective rapid-growth industries with their unique needs.

GREEN VALLEY SCHOOL OF GAMING, INC.

Green Valley School of Gaming, Inc. was incorporated under the laws of the State of Nevada on August 10, 1998. Green Valley School of Gaming opened its doors in the fall of 1998. The school has been licensed by the State of Nevada's Postsecondary School of Education to train certified slot technicians. Over a six (6) week period, students learn all the facets of slot repair, maintenance and how to work with the progressive systems, which is quickly becoming a valuable asset in today's casinos. There are also companies throughout the Las Vegas area who employ technicians to service various local establishments such as bars, supermarkets, convenience stores and department stores. Upon successful completion of a six-week course, students will receive a diploma and become certified slot technicians, ready to begin work at any gaming establishment in the world.

Green Valley School of Gaming is primarily governed by Nevada Revised Statutes Chapter 394. NRS 394.383 creates the Commission on Postsecondary Education, which licenses, establishes minimum criteria for, and enforces regulations that govern Private Postsecondary Educational Institutions. The general provisions that directly govern Private Postsecondary Educational Institutions are described within NAC 394.300 through 394.685. These provisions include guidelines for record keeping, personnel requirements and advertising practices.

The technology in the gaming industry is ever changing and to keep up with those changes, casinos will need to provide re-training for all of their slot technicians. Green Valley School of Gaming will be offering four-day seminars on an annual basis. These seminars will be held in Las Vegas or will go to various locations and casinos.

The Las Vegas campus of Green Valley School of Gaming currently provides training in Gaming Machine Repair - Slot Tech 1, Gaming Machine Repair - Slot Tech 2 - Bench Tech, Gaming Machine Repair - Slot Tech 3 - Board Tech and Surveillance. Within the next year, we plan to start offering training in Table Games.

The Reno campus of Green Valley School of Gaming currently provides training in Gaming Machine Repair - Slot Tech 1. Table Games is scheduled to be available within six months. Within a year's time, we plan to add Surveillance to the Reno location. Gaming Machine Repair - Slot Tech 2 - Bench Tech and Gaming Machine Repair - Slot Tech 3 - Board Tech are scheduled to be provided in Reno within two years.

The curriculum for Table Games includes the rules, payouts, dealing procedures, games protection and proper technique for accepting tips for Blackjack, Roulette, Craps, Poker, Mini-Baccarat and Pai Gow Poker. While the curriculum for Table Games teaches students how to deal the game, the Surveillance curriculum teaches students not only how to deal, but also how patrons and employees try to cheat at the games and steal from the casino. Students are trained to recognize suspicious activity while table games are being played on the casino floor. Students are also taught to recognize advantage players using various methods including card counting and electronic devices. Beyond the table games, students are taught camera tracking and placement, report preparation, operation of Surveillance equipment, trial preparation, and security radio codes.

Green Valley School of Gaming is licensed in the State of Nevada by the Commission on Postsecondary Education to offer Gaming Machine Repair - Slot Technician 1, Gaming Machine Repair - Slot Technician 2 - Bench Technician, Gaming Machine Repair - Slot Technician 3 - Board Technician, Surveillance and Casino Table Games at the Las Vegas and Reno locations.

The instructors for Gaming Machine Repair - Slot Tech 1 are Mark Guttensohn, J.R. Johnson, Donald Raflik, Ronald Michalak and Mark Pollnow. The instructor for Gaming Machine Repair - Slot Tech 2 - Bench Tech and Gaming Machine Repair - Slot Tech 3 - Board Tech is J. R. Johnson. The instructor for Surveillance is William R. Jones. Instructors in the State of Nevada working as such in a Private Postsecondary Educational Institution must have the following qualifications:

      (a) Holds a valid and appropriate teaching license issued by the department of education; or

      (b) Teaches in that field in the University and Community College System of Nevada or another degree-granting institution; or

      (c) Has a high school diploma or the equivalent and 2 years of verified work or teaching experience in the subject to be taught. {NAC
            394.485 Instructors. (NRS 394.411)}

The training provided at Green Valley School of Gaming is for higher paying gaming positions that do not require college degrees. Surveillance Operators and Slot Technicians require extensive training that can take up to three months for employers to undergo. Green Valley School of Gaming provides the foundation for these positions, giving our graduates a distinct advantage over applicants without training because employers don't have to waste payroll and man hours training newly hired employees. While our graduates start at the same level as employees without prior training, they advance further in a shorter amount of time due to the training provided by Green Valley School of Gaming.

When Green Valley School of Gaming opened in 1998 there was one other school in the Las Vegas valley that offered training for Slot Technicians. Since then, they have closed. The only other courses available are offered by Community College of Southern Nevada and QI Institute. The courses at CCSN are a minimum of one semester long (3 months) and are not offered in as much detail as our program. QI offers a Surveillance program, but is also not as detailed or comprehensive as the program offered at Green Valley School of Gaming. Therefore, the is a shortage of gaming schools in the Western Region of the United States that offer the type and quality of programs offered at Green Valley School of Gaming.

The gaming industry is actually a small community. Surveillance directors are familiar with other directors and slot techs are familiar with other techs in the industry. The greatest form of attracting qualified applicants utilized by the school is word-of-mouth. When word-of-mouth doesn't produce qualified applicants for open positions, advertising is utilized. Instructors are retained through the use of competitive wages, curriculum support by management and a good working environment.

In March 2002, Green Valley School of Gaming expanded to encompass other aspects of training in the gaming industry. Casinos in Las Vegas alone employ thousands of blackjack, craps and other table game dealers. The school will provide training to these personnel. The school's new Casino Surveillance Curriculum is already drawing widespread interest. A second campus of the school was opened in Reno, Nevada, in March 2002.

The school's average tuition is approximately four thousand dollars ($4,000.00) per student. With six different curriculums, at four different locations, starting new classes every 2 to 6 weeks, 2002 promises to be a banner year for Green Valley School of Gaming, Inc.

Green Valley School of Gaming has an experienced management team in place. Information about the key personnel is as follows:

Katherine Hartley is the Administrator for all of the Green Valley School of Gaming Campuses. Ms. Hartley's duties include marketing and school accreditation. Ms. Hartley has a Bachelor of Science Degree in Business Administration from the University of Nevada Las Vegas. Most recently, she was the administrator for Ryan Freight Services, Inc. and has worked for Packer & Packer, C.P.A. firm in Las Vegas, Nevada.

Duties of Administrator - Ensure compliance with regulations governed by the State of Nevada's Commission on Postsecondary Education, creation and implementation of marketing plans, gaining accreditation status, researching new opportunities within and outside of the United States for growth possibilities, track sales, marketing and quality statistics and oversee day-to-day operations of all campuses. The position of Administrator benefits Green Valley School of Gaming by ensuring compliance with state regulation and a solid foundation that can be used to grow into a global training institution.

Ron Michalak is the Administrator for the Reno Campus of Green Valley School of Gaming located in Reno, Nevada. Mr. Michalak has been involved in the manufacture and design of gaming components and has years of experience with gaming machines. Mr. Michalak runs the day-to-day operations of the Reno Campus.

GREEN VALLEY GAMING SUPPLY, INC.

Green Valley Gaming Supply, Inc. was incorporated under the laws of the State of Nevada on December 2, 1996, as amended, for the purposes of selling and distributing gaming supply equipment to the gaming industry. Green Valley Gaming Supply is a local company that caters to casino supply requests worldwide. Whether it is a billion-dollar casino or a person who wants some home entertainment, Green Valley Gaming Supply can provide the supplies needed. No order is too large or too small.

Green Valley Gaming Supply, Inc. provides two types of products to consumers. The first type includes all gaming machine related parts excluding parts regulated by State of Nevada Gaming Control (example: gaming board chips). The other type of products are casino service parts. This type of product includes chip racks used for table games, change carts, chairs, stools and gaming machine stands. Either type of product can be sold in the same condition or quantity if requested to casinos or individuals.

The biggest coup for Green Valley Gaming Supply was the acquisition of Patent No. 5306028, from Casino ala Cart. The patent, which originated with a company known as Advanced Cart Technology, Inc., is for a state of the art Portable Bank, which affords casinos the opportunity to handle more than $5,000.00 in rolled coins, through mobile change persons on the floor. In addition to the enormous coin capacity, the features that separate the portable bank from other coin carts are the patented wheels designed for easy handling, adjustable and padded handle bars, locking sliding doors, a separate locking cash drawer and Anti-Tip outriggers.

Patent No. 5306028 - This patent expands on U.S. Pat. No. 5048849 issued Sep. 17, 1991 that was a tubular framework designed to hold up the change belts worn by casino change persons that contained rolled coinage for use by casino patrons. Patent No. 5306028 adds a housing compartment where the currency is actually kept, rotating wheels and an adjustable handle.

Green Valley Gaming Supply, Inc. uses a combination of manufacturing and acquisition to maintain proper inventory levels. Manufacturers used for buying parts include IGT (International Gaming Technology), Ballys, Williams, Mikohn and LAI Locks. However, parts manufactured by these companies are readily available in the market and can be acquired through other suppliers without a significant rise in cost to the company.

Green Valley Gaming Supply also supplies numerous other change carts, mobile banks, dice carts and chip transfer carts. Green Valley Gaming Supply also has the ability to cater to individual needs, whether it is in bulk products for large casinos or individual home use. The Company designs standard slot-stands as well as elaborate granite and marble designs. These products or bar top slot machines are perfect for home or office entertainment.

Green Valley Gaming Supply is centrally located in the gambling capital of the world, Las Vegas, Nevada. The Company, which has been expanding, has recently moved to a new headquarters, better equipped to handle the anticipated increase in the volume of sales.

PART II -- OTHER INFORMATION:

      None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibit 99.1
      (b) Exhibit 99.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GREEN VALLEY GAMING ENTERPRISES, INC.



                                     By: /s/ Loretta J. Lisowski
                                         ------------------------------
                                         Loretta J. Lisowski
                                         Chief Executive Officer and President

                                         Dated:  November 18, 2002